Form 10-Q
period 2009-06-30
ACCELERATED ACQUISITIONS III INC
filed 2009-08-14
CIK 1444143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 1, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ACCELERATED ACQUISITIONS III, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2009 and December 31, 2008	F-1

	Statements of Operations for the three and six months ended June 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2009	F-2

	Statements of Cash Flows for the six months ended June 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2009	F-3

	Notes to Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

ACCELERATED ACQUISITIONS III, INC.
A Development Stage Company
BALANCE SHEETS

	June 30	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,000	$2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$3,691	$1,256
Shareholder advances	1,350	-

TOTAL LIABILITIES	$5,041	$1,256

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding
		500
Additional paid-in capital	3,500	3,500
Deficit accumulated during the development stage	(7,041)	(3,256)

TOTAL STOCKHOLDER’S EQUITY (DEFICIENCY)	(3,041)	744

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$2,000	$2,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS III, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Mos. Ended June 30, 2009	Six Mos. Ended June 30, 2009	Feb 15, 2009 (Inception) through June 30, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	2,035	3,785	5,785

Net Operating Expenses	2,035	3,785	5,785

Net Loss	$(2,035)	$(3,785)	$(5,785)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

see accompanying notes to financial statements

ACCELERATED ACQUISITIONS III, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30, 2009	For the Cumulative Period from Inception (June 27, 2008) through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,785)	$(7,041)
Increase (decrease) in accounts payable	2,435	3,691
Net cash used by operating activities	(1,350)	(3,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	4,000
Shareholder Advances	1,350	1,350
Net cash provided by financing activities	1,350	5,350

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	2,000

Cash and cash equivalents at beginning of period	2,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,000	$2,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS III, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $7,041, used cash from operations of $3,350 since its inception, and has negative working capital of $3,041 at June 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
JUNE 30, 2009

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
JUNE 30, 2009

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
JUNE 30, 2009

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
JUNE 30, 2009

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

Results of Operations

For the three months ending June 30, 2009, the Company had no revenues and incurred general and administrative expenses of $2,035.

For the six months ending June 30, 2009, the Company had no revenues and incurred general and administrative expenses of $3,785.

For the period from inception (April 29, 2008) through June 30, 2009, the Company had no activities that produced revenues from operations and had a net loss of $(5,785), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters..

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $2,000 comprised exclusively of cash. The Company had current liabilities of $5,041 as of June 30, 2009.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through June 30, 2009

Operating activities	$(3,350)
Investing activities	-
Financing activities	$5,350

Net effect on cash	$2,000

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009
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