Form 10-Q
period 2010-06-30
CLS Capital Group, Inc.
filed 2010-08-23
CIK 1444143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,250,000 shares of common stock, par value $.0001 per share, outstanding as of August 1, 2010.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

CLS CAPITAL GROUP, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2010	4

	Statements of Cash Flows for the six months ended June 30, 2010, June 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to June 30, 2010	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T. Controls and Procedures		11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		13

CLS CAPITAL GROUP, INC.
A Development Stage Company
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$120	$120

TOTAL ASSETS	$120	$120

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$7,000	$4,681
Shareholder advances	9,557	1,526

TOTAL LIABILITIES	$16,557	$6,207

STOCKHOLDER’S DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,250,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	1,825	1,825
Additional paid-in capital	3,875	3,875

Deficit accumulated during the development stage	(20,437)	(10,087)
Stock subscription receivable	(1,700)	(1,700)

TOTAL STOCKHOLDER’S DEFICIT	(16,437)	(6,087)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$120	$120

See notes to unaudited financial statements.

CLS CAPITAL GROUP, INC.
(A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three Months ended June 30		Six Months ended June 30,		Cumulative from April 29, 2008 (Inception) to June 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	3,350	2,035	10,350	3,785	20,437

Net Operating Expenses	3,350	2,035	10,350	3,785	20,437

Net Loss	$(3,350)	$(2,035)	$(10,350)	$(3,785)	$(20,437)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted, weighted average shares outstanding	18,250,000	5, 000, 000	18,250,000	5,000,000

See notes to unaudited financial statements

CLS CAPITAL GROUP, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30, 2010	For the Six Months ended June 30, 2009	For the Cumulative Period from Inception (April 29, 2008) through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,350)	$(3,785)	$(18,402)
Increase (decrease) in accounts payable	2,319	2,435	5,665
Net cash used in operating activities	(8,031)	(1,350)	(12,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	4,000
Shareholder advances	8,031	1,350	8,857
Net cash provided by financing activities	8,031	1,350	112,857

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	120

Cash and cash equivalents at beginning of period	120	2,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120	$2,000	$120

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	-	-	1,700
Cancellation of common shares	-	-	(375)
Additional paid-in capital	-	-	375
Stock subscription receivable	-	-	(1,700)

See notes to unaudited financial statements.

CLS CAPITAL GROUP, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The June 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $20,437, used cash from operations of $20,437 since its inception, and has negative working capital of $16,437 at June 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

CLS CAPITAL GROUP, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

	June 30, 2010	December 31, 2009

Gross deferred tax assets	6,131	3,400
Valuation allowance	(6,131)	(3,400)
Net deferred tax asset	—	—

As of June 30, 2010, $20,437 the federal net operating loss carryforwards expire in the tax years 2028 and 2029.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of June 30. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

CLS CAPITAL GROUP, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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
JUNE 30, 2010

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

NOTE 4	-	MATERIAL CONTRACTS:

On April 26, 2010, the Company entered into an Assignment of Rights Under Servicing Agreements (“Servicing Agreement”) with CLS Capital Group LLC (“LLC”).  Pursuant to the terms of the Servicing Agreement, LLC agreed to assign to the Company certain rights and obligations with respect to a loan portfolio of approximately $8.9 billion.  Pursuant to the Servicing Agreement, the Company will assume the obligations of LLC to service the loans in the portfolio and earn fees with respect to such services.  As of June 30, 2010, the Company had not yet commenced loan servicing activities under the Servicing Agreement and intends to commence actual operations in the 3rd quarter of 2010.

NOTE 5	-	SUBSEQUENT EVENTS:

On July 1, 2010, the Company completed an offering of common shares under the provisions of the Delaware General Corporation Law and under an exemption detailed in Regulation D issued pursuant to the Securities Act of 1933. The Company sold a total of 136,850 common shares at a price of $2.00 per share to a total of thirty-eight investors. The Company raised a total of $273,700 in this offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CLS Capital Group, Inc. (formerly known as Accelerated Acquisitions III, Inc.) (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On April 26, 2010, the Company changed its business plan and has now become a specialty investment company principally providing capital and other assistance to start-up and micro companies. As of June 30, 2010, the Company had not yet commenced loan servicing activities under the Servicing Agreement and intends to commence actual operations in the 3rd quarter of 2010.

Results of Operations

For the three months ending June 30, 2010, the Company had no revenues and incurred general and administrative expenses of $3,350, compared to no revenues and general and administrative expenses of $2,035 for the corresponding period of 2009.

For the six months ending June 30, 2010, the Company had no revenues and incurred general and administrative expenses of $10,350, compared to no revenues and general and administrative expenses of $3,785 for the corresponding period of 2009.

For the period from inception (April 29, 2008) through June 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(20,437), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $120 and had current liabilities of $16,557.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through June 30, 2010

Operating activities	$(12,737)
Investing activities	-
Financing activities	$12,857

Net effect on cash	$120

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2010, the Company completed an offering of common shares under the provisions of the Delaware General Corporation Law and under an exemption detailed in Regulation D issued pursuant to the Securities Act of 1933. The Company sold a total of 136,850 common shares at a price of $2.00 per share to a total of thirty-eight investors. The Company raised a total of $273,700 in this offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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
August 20, 2010

By
/s/ Reynaldo Uballe Jr.

Reynaldo Uballe Jr.
COO, and Director

Date
August 20, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.