Form 10-Q
period 2010-09-30
CLS Capital Group, Inc.
filed 2010-11-18
CIK 1444143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,586,850 shares of common stock, par value $.0001 per share, outstanding as of November 1, 2010.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

CLS CAPITAL GROUP, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2010	4

	Statements of Cash Flows for the nine months ended September 30, 2010, September 30, 2009 and for the Cumulative Period from Inception (April 29, 2008) to September 30, 2010	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Removed and Reserved)	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		13

CLS CAPITAL GROUP, INC.
A Development Stage Company
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$1,311	$120
Prepaid expenses	95	-

TOTAL ASSETS	$1,501	$120

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$7,515	$4,681
Shareholder advances	44,540	1,526

TOTAL LIABILITIES	$52,055	$6,207

STOCKHOLDER’S DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,586,850 and 18,250,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	1,859	1,825
Additional paid-in capital	320,841	3,875

Deficit accumulated during the development stage	(257,494)	(10,087)
Stock subscription receivable	(115,760)	(1,700)

TOTAL STOCKHOLDER’S DEFICIT	(50,554)	(6,087)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,501	$120

See notes to unaudited financial statements.

CLS CAPITAL GROUP, INC.
(A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three Months ended September 30		Nine Months ended September 30,		Cumulative from April 29, 2008 (Inception) to September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	237,057	1,304	257,407	5,089	257,494

Net Operating Expenses	237,057	1,304	257,407	5,089	257,494

Net Loss	$(237,057)	$(1,304)	$(257,407)	$(5,089)	$(257,494)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.01)	$(.00)	$(.01)	$(.00)

Basic and diluted, weighted average shares outstanding	18,586,850	5,000,000	18,363,517	5,000,000

See notes to unaudited financial statements

CLS CAPITAL GROUP, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009	For the Cumulative Period from Inception (April 29, 2008) through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(247,407)	$(5,089)	$(257,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(95)		(95)
Deposits	(95)		(95)
Increase (decrease) in accounts payable	45,848	3,539	52,055
Net cash used in operating activities	(201,749)	(1,550)	(205,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	202,940	-	206,940
Shareholder advances	-	1,550	-
Net cash provided by financing activities	202,940	1,550	206,940

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,191	-	1,311

Cash and cash equivalents at beginning of period	120	2,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,311	$2,000	$1,311

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

Noncash investing and financing activities:
Issuance of common stock in exchange for stock subscription receivable	115,760	-	117,460
Cancellation of common shares	-	-	(375)
Additional paid-in capital	-	-	375

See notes to unaudited financial statements.

CLS CAPITAL GROUP, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The September 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $257,494, used cash from operations of $205,629 since its inception, and has negative working capital of $50,649 at September 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

CLS CAPITAL GROUP, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

	September 30, 2010	December 31, 2009

Gross deferred tax assets	77,250	3,400
Valuation allowance	(77,250)	(3,400)
Net deferred tax asset	—	—

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of September 30. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

CLS CAPITAL GROUP, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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
SEPTEMBER 30, 2010

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

On April 26, 2010, the Company entered into an Assignment of Rights Under Servicing Agreements (“Servicing Agreement”) with CLS Capital Group LLC (“LLC”).  Pursuant to the terms of the Servicing Agreement, LLC agreed to assign to the Company certain rights and obligations with respect to a loan portfolio of approximately $8.9 billion.  Pursuant to the Servicing Agreement, the Company was to assume the obligations of LLC to service the loans in the portfolio and earn fees with respect to such services. The Servicing Agreement was terminated in the 3rd quarter without any services having been rendered by the Company.

NOTE 5 -	SALE OF EQUITY:

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

On July 1, 2010, the company issued 200,000 shares of its common stock to the Company’s Secretary, Helen Odum.  No value (other than the par value of the stock) was assigned to these shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CLS Capital Group, Inc. (formerly known as Accelerated Acquisitions III, Inc.) (“the Company”) was incorporated in the state of Delaware on April 29, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On April 26, 2010, the Company changed its business plan and has now become a specialty investment company principally providing capital and other assistance to start-up and micro companies. As of September 30, 2010, the Company had not yet commenced actual operations.

Results of Operations

For the three months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $237,057 which principally comprised consulting expense of $193,119, SEC compliance expenses of $24,000 and rent of $18,562.  In the comparable quarter in 2009, the Company had no revenues and general and administrative expenses of $1,304.

For the nine months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $247,407 which principally comprised consulting expense of $193,119, SEC compliance expenses of $24,000 and rent of $18,562 compared to no revenues and general and administrative expenses of $5,089 for the corresponding period of 2009.

For the period from inception (April 29, 2008) through September 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(257,494), due to consulting, legal, rent, accounting, audit and other professional service fees incurred in relation to the formation of the Company and SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $1,501 and had current liabilities of $52,055.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (April 29, 2008) through September 30, 2010

Operating activities	$(205,629)
Investing activities	-
Financing activities	$206,940

Net effect on cash	$1,311

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

On July 1, 2010, the company issued 200,000 shares of its common stock to the Company’s Secretary, Helen Odum.  No value (other than the par value of the stock) was assigned to these shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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
November 17, 2010

By
/s/ Reynaldo Uballe Jr.

Reynaldo Uballe Jr.
COO, and Director

Date
November 17, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.